Form 10-K
period 2000-12-31
GOVERNMENT TRUST 2 E; GOVERNMENT TRUST 2 F
filed 2002-04-26
CIK 842899, 842900

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended   12/31/2000        Commission file number 33-25441
                         ---          --------

                         Government Trusts 2-E and 2-F.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Illinois                             36-6915816     36-6915817
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Bank One Trust Company, NA (formerly The
First National Bank of Chicago), Trustee
One North State Street, Ninth Floor
Suite IL1-0126, Chicago Illinois                                60670
------------------------------------------              ------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code            312 407 2797

Securities registered pursuant to Section 12(b) or Section 12(g) of the Act:
NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes ___         No  X
                                                               ---

State the aggregate market value of the voting stock help by non-affiliates of the registrant:

         NOT APPLICABLE

Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the last practical date: NOT APPLICABLE

                       Document Incorporated by Reference
                       ----------------------------------

                                      None

                                     Part I

Item 3   Legal Proceedings

         NONE

Item 4   Submissions of matters to a Vote of Security Holders:

         NONE

Part II

Item 5   Market for Registrant's common Equity and Related Stockholder Matters

         Certificate Holders as of 12-31-2000

                  Trust 2-E:        5
                  Trust 2-F:        1,262

Item 9 Charges and Disagreements with Accountants on Accounting and Financial Disclosure

         NONE

Part III

Item 13  Certain Relationships and Related Transactions

         NONE

Item 14  Exhibits Financial Statement Schedules and Reports as Form 8-K

         The following documents are filed as part of this report

         2.      The information presented in each Semi Annual Report
         2. The letter of independent public accountant regarding the annual audit of the books and records of each trust required under the Declaration of Trust stating that the financial statements are presented in accordance with Generally Accepted Accounting Principles.

                          INDEPENDENT AUDITORS' REPORT

Government Trust 2-E:

We have audited the accompanying balance sheet of Government Trust 2-E (the "Trust") as of December 31, 2000 and the related statements of income, cash flows and changes in Trust balance for the year then ended. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express our opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of the securities that the Depository was holding as of December 31, 2000 for the account of the Government of Israel, for the purpose described in Note 4 of the notes to financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2000 and the results of its operations, cash flows and changes in Trust balance for the year then ended in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

New York, New York
March 19, 2001

                              Government Trust 2-E

                                  Balance Sheet

                                December 31, 2000

                                     Assets
                                     ------

Loan Note Receivable - at amortized cost,
  net of unamortized discount of $16,300                            $40,342,700

Accrued Interest Receivable                                             611,702
                                                                    -----------

        Total Assets                                                $40,954,402
                                                                    ===========

                          Liabilities and Trust Balance
                          -----------------------------

Accrued Expenses Payable                                            $       488

Trust Balance - Comprised of Owners' Equity
  in Government Trust Certificates                                   40,953,914
                                                                    -----------

        Total Liabilities and
          Trust Balance                                             $40,954,402
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                              Government Trust 2-E

                               Statement of Income

                      For the year ended December 31, 2000

Interest Income on the Loan Note                               $10,234,177

Trustee Fees and other expenses                                     (8,110)
                                                               -----------

        Net Income                                             $10,226,067
                                                               ===========

The accompanying notes are an integral part of these financial statements.

                              Government Trust 2-E

                             Statement of Cash Flows

                      For the year ended December 31, 2000

                           Increase (Decrease) in Cash


Cash Flows used in Operating Activities:

  Distributions to Certificate Owners                         $(125,277,164)

  Trustee Fees and Other Expenses Paid                               (9,480)
                                                              -------------

  Net Cash Flows used in Operating Activities                  (125,286,644)
                                                              -------------

Cash Flows from Operating Activities:

  Principal and Interest Received on the Loan Note              125,286,644
                                                              --------------

  Net Cash Flows from Operating Activities                      125,286,644
                                                              --------------

Net Increase in Cash                                                      0
                                                              --------------

Cash Balance at the beginning of period                                   0
                                                              --------------

Cash Balance at the end of period                             $           0
                                                              ==============


The accompanying notes are an integral part of these financial statements.

                              Government Trust 2-E

                      Statement of Changes in Trust Balance

                      For the year ended December 31, 2000

     Trust                                                         Trust
   Balance at                         Distributions to           Balance at
January 1, 2000       Net Income      Certificate Owners      December 31, 2000
---------------      -----------      ------------------      -----------------

$156,005,011         $10,226,067      $(125,277,164)          $40,953,914
 ===========          ==========       =============           ==========

The accompanying notes are an integral part of these financial statements.

                              GOVERNMENT TRUST 2-E

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Note 1.  Organization and Operations
         ---------------------------

Government Trust 2-E (the "Trust") is a limited purpose trust established under the laws of the state of Illinois pursuant to a Declaration of Trust (the "Declaration"), between the Trust and the First National Bank of Chicago, as Trustee (the "Trustee"). The Trust was created for the sole purpose of the issuance and sale of a single class of Current Coupon Certificates (the "Certificates"). The assets of the Trust consist of a Promissory Note (a "Loan Note") from the Government of Israel ("Israel"). The Loan Note is backed by a full faith and credit guaranty (the "Guaranty") issued by the United States of America, acting through the Defense Security Assistance Agency of the Department of Defense (the "DSAA"), of the due and punctual payment of 90% of all payments of principal and interest due on the Loan Note (the "Guaranteed Portion") and a security interest in certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government, sufficient to pay the remaining 10% of all payments of principal and interest due on the Loan Note (the "Unguaranteed Secured Portion"). The Loan Note and Certificates will not be subject to prepayment or acceleration.

In connection with the issuance of the Certificates, underwriting discounts of approximately $2,700,000 and a portion of the total offering expenses of approximately $835,000 associated with the offering of the Trust and the simultaneous offerings of Government Trust 2-A through 2-D and 2-F, each similar in organization and operation to the Trust, were paid out of the proceeds to the Trust.

Note 2.  Loan Note
         ---------

The Loan Note in the original principal amount of $400,000,000 evidences a loan made by the Trust to Israel subject to the terms and conditions of a Loan Agreement (the "Loan Agreement") dated as of November 29, 1988 between the Trust and Israel. The proceeds from the Loan Note were used to prepay certain loans made to Israel from the Federal Financing Bank. Semiannual payments of interest at an annual rate of 9.4075% are due on the Loan Note on each May 3 and November 3 (each a "Note Payment Date"). On the May 3, 2000 and November 3, 2000 Note Payment Dates, Israel made its scheduled payments of principal on the Loan Note in the amounts of $54,696,000 and $58,699,000, respectively. Scheduled principal payments are due on each Note Payment Date as follows:

Payment               Principal        Payment            Principal
Date                  Payment          Date               Payment
-------------------   ------------     ---------------    -------------
May 3, 2001           $ 18,277,000     May 3, 2002        $ 7,094,000
November 3, 2001        14,988,000

The Government of the United States, acting through the DSAA, has agreed to guarantee the repayment of the Guaranteed Portion of amounts due to the Trust under the Loan Note. Israel has also agreed to pledge certain collateral as security for the repayment of the Unguaranteed Secured Portion, as more fully described in Note 4. The Loan Note is carried on the balance sheet of the Trust at amortized cost. The estimated fair value of the Loan Note approximates the fair value of the Certificates. The estimated fair value of the Certificates at December 31, 2000 was approximately $42 million. The estimate of the fair value of the Certificates is based upon the present values of the cash flows using risk-adjusted spreads to the U.S. Treasury curve.

Although management of the Trust is not aware of any factor that would significantly affect the estimated fair value of the Loan Note or the Certificates, the Loan Note and the Certificates have not been revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

Note 3.     The Current Coupon Certificates
            -------------------------------

On November 29, 1988, the Trust issued Certificates, Class 2-E in the aggregate principal amount of $400,000,000, bearing interest at an annual rate of 9.40% and having a final maturity date of May 15, 2002.

Each of the Certificates evidences an undivided fractional interest in the Trust, and represents the right to receive a portion of the semiannual payments due on the Loan Note held by the Trust.

Semiannual payments of interest on the Certificates are due on May 15 and November 15 of each year (each a "Certificate Payment Date"). On the May 15, 2000 and November 15, 2000 Certificate Payment Dates, the Trust made its scheduled payments of principal on the certificates in the amounts of $54,696,000 and $58,699,000, respectively. Scheduled principal payments are due on each Certificate Payment Date as follows:

Payment                 Principal         Payment             Principal
Date                    Payment           Date                Payment
-----------------       ----------        -------------       ------------

May 15, 2001           $18,277,000         May 15, 2002        $7,094,000
November 15, 2001       14,988,000



Note 4.     The Collateral
            --------------

In accordance with the Collateral Depository Agreement (the "Depository Agreement") between Israel, the Trustee, and Chase Manhattan Bank as depository (the "Depository"), and in order to provide security for the payment of the Unguaranteed Secured Portion, Israel has pledged certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government (together with the proceeds thereof, the "Collateral"). The Collateral is of such amounts and has such payment dates as to enable the Trustee to receive on or immediately prior to each Certificate Payment Date an amount sufficient to pay the Unguaranteed Secured Portion if timely payment on the Loan Note has not been received by the related Note Payment Date. All of the Collateral was deposited with the Depository on the date that the loans evidenced by the Loan Note were made by the Trust to Israel.

Note 5.     The Trustee
            -----------

Pursuant to the Declaration the Trustee established a separate trust account for the Trust. All payments received with respect to the Loan Notes, the Guaranty and any relevant Collateral are deposited in the trust account for the benefit of the holders of the Certificates after deducting the fees of the Trustee, the Depository and any additional expenses of the Trust. Any excess funds remaining in the trust account after the payment of interest and principal on the Certificates will revert back to Israel to the extent such funds were provided by Israel but not needed for the above purpose.

Note 6.     Income Taxes
            ------------

The Trust is classified as a Grantor Trust and will not be subject to Federal income taxes. Each Certificateholder will be treated for Federal income tax purposes as the owner of a pro rata undivided fractional interest in the assets held by the Trust. The difference between the financial reporting and income tax bases of the Trust's assets and liabilities is not significant.
                                                                            9337

                          INDEPENDENT AUDITORS' REPORT

Government Trust 2-F:

We have audited the accompanying balance sheet of Government Trust 2-F (the "Trust") as of December 31, 2000 and the related statements of income, cash flows and changes in Trust balance for the year then ended. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express our opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of the securities that the Depository was holding as of December 31, 2000 for the account of the Government of Israel, for the purpose described in Note 4 of the notes to financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2000 and the results of its operations, cash flows and changes in Trust balance for the year then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP


New York, New York
March 19, 2001

                              Government Trust 2-F

                                  Balance Sheet

                                December 31, 2000


                                     Assets
                                     ------

Loan Note Receivable - at amortized cost,
  net of unamortized premium of $10,509,247                       $  989,135,573

Accrued Interest Receivable                                           15,358,398
                                                                  --------------


        Total Assets                                              $1,004,493,971
                                                                  ==============



                          Liabilities and Trust Balance
                          -----------------------------

Accrued Expenses Payable                                          $       11,825

Trust Balance - Comprised of Owners' Equity
  in Government Trust Certificates                                 1,004,482,146
                                                                  --------------

        Total Liabilities and
          Trust Balance                                           $1,004,493,971
                                                                  ==============



The accompanying notes are an integral part of these financial statements.

                              Government Trust 2-F

                               Statement of Income

                      For the year ended December 31, 2000


Interest Income on the Loan Note                     $93,881,666

Trustee Fees and other expenses                          (73,397)
                                                     -----------

        Net Income                                   $93,808,269
                                                     ===========





The accompanying notes are an integral part of these financial statements.

                              Government Trust 2-F

                             Statement of Cash Flows

                      For the year ended December 31, 2000

                           Increase (Decrease) in Cash

Cash Flows used in Operating Activities:

  Distributions to Certificate Owners                                         $(95,254,562)

  Trustee Fees and Other Expenses Paid                                             (73,397)
                                                                              ------------

  Net Cash Flows used in Operating Activities                                  (95,327,959)
                                                                              ------------

Cash Flows from Investing Activities:

  Interest Received on the Loan Notes                                           95,327,959
                                                                              ------------

  Net Cash Flows from Operating Activities                                      95,327,959
                                                                              ------------

Net Increase in Cash                                                                     0
                                                                              ------------

Cash balance at the beginning of period                                                  0
                                                                              ------------

Cash balance at the end of period                                             $          0
                                                                              ============



The accompanying notes are an integral part of these financial statements.

                              Government Trust 2-F

                      Statement of Changes in Trust Balance

                      For the year ended December 31, 2000




     Trust                                                       Trust
  Balance at                       Distributions to           Balance at
January 1, 2000     Net Income       Certificate Owners     December 31, 2000
---------------     ----------       ------------------     -----------------

$1,005,928,439      $93,808,269      $(95,254,562)          $1,004,482,146
 =============       ==========       ===========            =============






The accompanying notes are an integral part of these financial statements.

                              GOVERNMENT TRUST 2-F

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Note 1.  Organization and Operations
         ---------------------------

Government Trust 2-F (the "Trust") is a limited purpose trust established under the laws of the state of Illinois pursuant to a Declaration of Trust (the "Declaration") between the Trust and the First National Bank of Chicago, as Trustee (the "Trustee"). The Trust was created for the sole purpose of the issuance and sale of a single class of Zero Coupon Certificates (the "Certificates"). The assets of the Trust consist of a Promissory Note (a "Loan Note") from the Government of Israel ("Israel"). The Loan Note is backed by a full faith and credit guaranty (the "Guaranty") issued by the United States of America, acting through the Defense Security Assistance Agency of the Department of Defense (the "DSAA"), of the due and punctual payment of 90% of all payments of principal and interest due on the Loan Note (the "Guaranteed Portion") and a security interest in certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government, sufficient to pay the remaining 10% of all payments of principal and interest due on the Loan Note (the "Unguaranteed Secured Portion"). The Loan Note and Certificates will not be subject to prepayment or acceleration.

In connection with the issuance of the Certificates, underwriting discounts of approximately $8,242,000 and a portion of the total offering expenses of approximately $835,000 associated with the offering of the Trust and the simultaneous offerings of Government Trust 2-A through 2-E, each similar in organization and operation to the Trust, were paid out of the proceeds to the Trust.

Note 2.  Loan Note
         ---------

The Loan Note in the original principal amount of $978,626,000 evidences a loan made by the Trust to Israel subject to the terms and conditions of a Loan Agreement (the "Loan Agreement") dated as of November 29, 1988 between the Trust and Israel. The proceeds from the Loan Note were used to prepay certain loans made to Israel from the Federal Financing Bank. Semi-annual payments of interest at an annual rate of 9.7410% are due on the Loan Note on each May 3 and November 3 beginning in 2002 (each a "Note Payment Date"). Scheduled principal payments are due on each Note Payment Date as follows:

Payment                 Principal           Payment                Principal
Date                    Payment             Date                   Payment
---------------------   -----------         ----------------       -------------

May 3, 2002             $20,058,000         May 3, 2008            $33,390,000
November 3, 2002         35,720,000         November 3, 2008        29,620,000
May 3, 2003              45,437,000         May 3, 2009             30,629,000
November 3, 2003         74,682,000         November 3, 2009        29,620,000
May 3, 2004              80,922,000         May 3, 2010             28,529,000
November 3, 2004         43,020,000         November 3, 2010         5,236,000
May 3, 2005              66,005,000         May 3, 2011             12,154,000
November 3, 2005         64,766,000         November 3, 2011        20,279,000
May 3, 2006              76,188,000         May 3, 2012             29,620,000
November 3, 2006         83,569,000         November 3, 2012         8,888,000
May 3, 2007              92,261,000         May 3, 2013              8,885,000
November 3, 2007         59,148,000

The Government of the United States, acting through the DSAA, has agreed to guarantee the repayment of the Guaranteed Portion due to the Trust under the Note. Israel has agreed to pledge certain collateral as security for the repayment of the Unguaranteed Secured Portion, as more fully described in Note
4. The estimated fair value of the Loan Note approximates the fair value of the Certificates. The estimated fair value of the Certificates at December 31, 2000 was approximately $1.2 billion. The estimate of the fair value of the Certificates is based upon the present values of the cash flows using risk-adjusted spreads to the U.S. Treasury curve.

Although management of the Trust is not aware of any factor that would significantly affect the estimated fair value of the Loan Note or the Certificates, the Loan Note and the Certificates have not been revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

Note 3. The Zero Coupon Certificates
        ----------------------------

On November 29, 1988, the Trust issued 49 separate series of Certificates, Class 2-F. Twenty-four of such series matured prior to December 31, 2000. Each of the remaining series of Certificates will mature on one of the semiannual certificate payment dates from May 15, 2001 to May 15, 2013 (each, a "Maturity Date"). Scheduled distributions are due on each Maturity Date as follows:

Maturity             Distribution        Maturity                  Distribution
Date                 Amount              Date                      Amount
-----------------    --------------      -----------------         -------------

May 15, 2001         $   47,627,281      May 15, 2008              $  44,916,897
November 15, 2001        47,627,281      November 15, 2008            39,521,890
May 15, 2002             67,685,281      May 15, 2009                 39,089,358
November 15, 2002        82,371,108      November 15, 2009            36,589,721
May 15, 2003             90,349,705      May 15, 2010                 34,057,190
November 15, 2003       117,383,400      November 15, 2010             9,375,755
May 15, 2004            119,988,814      May 15, 2011                 16,038,932
November 15, 2004        78,148,542      November 15, 2011            23,572,427
May 15, 2005             99,039,866      May 15, 2012                 31,926,499
November 15, 2005        94,588,568      November 15, 2012             9,752,967
May 15, 2006            102,858,569      May 15, 2013                  9,317,411
November 15, 2006       106,531,689
May 15, 2007            111,156,595
November 15, 2007        73,553,483


Each of the Certificates evidences an undivided fractional interest in the Trust, and represents the right to receive a portion of the semiannual payments due on the Loan Note held by the Trust.

Note 4. The Collateral
        --------------

In accordance with the Collateral Depository Agreement (the "Depository Agreement") between Israel, the Trustee, and Chase Manhattan Bank, as depository (the "Depository"), and in order to provide security for the payment of the Unguaranteed Secured Portion, Israel has agreed to pledge certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government (together with the proceeds thereof, the "Collateral"). The Collateral is of such amounts and has such payment dates as to enable the Trustee to receive on or immediately prior to each semiannual Certificate Payment Date an amount sufficient to pay the Unguaranteed Secured Portion if timely payment on the Loan Note has not been received by the related Note Payment Date. All of the Collateral was deposited with the Depository on the date that the loans evidenced by the Loan Note were made by the Trust to Israel.

Note 5. The Trustee
        -----------

Pursuant to the Declaration the Trustee established a separate trust account for the Trust. All payments received with respect to the Loan Notes, the Guaranty and any relevant Collateral are deposited in the trust account for the benefit of the holders of the Certificates after deducting fees of the Trustee and any additional expenses of the Trust. Any excess funds remaining in the trust account after the payment of principal on the Certificates will revert back to Israel to the extent such funds were provided by Israel but not needed for the above purpose.

Note 6. Income Taxes
        ------------

The Trust is classified as a Grantor Trust and will not be subject to Federal income taxes. Each Certificateholder will be treated for Federal income tax purposes as the owner of a pro rata undivided fractional interest in the assets held by the Trust. The difference between the financial reporting and income tax bases of the Trust's assets and liabilities is not significant.

                                                                            9338

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, Bank One Trust Company, NA (formerly The First National Bank of Chicago) has duly caused this report to be signed for the registrant Trust by a duly authorized signatory of the Trustee.

                                  GOVERNMENT TRUST CERTIFICATES


                                             By: Bank One Trust Company, NA
                                                 -------------------------------
                                                 (formerly The First National
                                                 Bank of Chicago)
                                                 Not in its individual capacity
                                                 but solely as Trustee on behalf
                                                 of the Trusts 1-C & 1-D.


                                        By: /s/ JOAN E. BLUME
                                            ------------------------------------
                                                Joan E. Blume
                                                Trust Officer

Date: as of December 31, 2000