Form 10-K
period 2001-12-31
GOVERNMENT TRUST 2 E; GOVERNMENT TRUST 2 F
filed 2002-05-06
CIK 842899, 842900

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal year ended   12/31/2001           Commission file number 33-25441
                         ---          -----------

                         Government Trusts 2-E and 2-F.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Illinois                             36-6915816     36-6915817
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



Bank One Trust Company, NA (formerly The
First National Bank of Chicago), Trustee
One North State Street, Ninth Floor

Suite IL1-0540, Chicago Illinois                            60670
----------------------------------------                 -----------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       312 407 2797

Securities registered pursuant to Section 12(b) or Section 12(g) of the Act:
NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) fo the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  x      No
                                 -----      -----

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

          NONE

Part II

Item 5    Market for Registrant's common Equity and Related Stockholder Matters

          Certificate Holders as of 12-31-2001

                  Trust 2-E:  3
                  Trust 2-F:  1,193

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

                          INDEPENDENT AUDITORS' REPORT

Government Trust 2-E:

We have audited the accompanying balance sheet of Government Trust 2-E (the "Trust") as of December 31, 2001 and the related statements of income, cash flows and changes in Trust balance for the year then ended. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express our opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of the securities that the Depository was holding as of December 31, 2001 for the account of the Government of Israel, for the purpose described in Note 4 of the notes to financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2001 and the results of its operations, cash flows and changes in Trust balance for the year then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP


New York, New York
March 18, 2002

                              Government Trust 2-E

                                  Balance Sheet

                                December 31, 2001


                                     Assets

Loan Note Receivable - at amortized cost,
  net of unamortized discount of $1,417                      $7,092,583

Accrued Interest Receivable                                     107,520
                                                             ----------


        Total Assets                                         $7,200,103
                                                             ==========


                          Liabilities and Trust Balance
                          -----------------------------

Accrued Expenses Payable                                     $       86

Trust Balance - Comprised of Owners' Equity
  in Government Trust Certificates                            7,200,017
                                                             ----------


        Total Liabilities and
          Trust Balance                                      $7,200,103
                                                             ==========





The accompanying notes are an integral part of these financial statements.

                              Government Trust 2-E

                               Statement of Income

                      For the year ended December 31, 2001


Interest Income on the Loan Note                             $2,447,770

Trustee Fees and other expenses                                  (1,940)
                                                             ----------

        Net Income                                           $2,445,830
                                                             ==========




The accompanying notes are an integral part of these financial statements.

                              Government Trust 2-E

                             Statement of Cash Flows

                      For the year ended December 31, 2001

                           Increase (Decrease) in Cash


Cash Flows used in Operating Activities:

  Distributions to Certificate Owners                        $(36,199,727)

  Trustee Fees and Other Expenses Paid                             (2,342)
                                                             ------------

  Net Cash Flows used in Operating Activities                 (36,202,069)
                                                             ------------

Cash Flows from Operating Activities:

  Principal and Interest Received on the Loan Note             36,202,069
                                                             ------------

  Net Cash Flows from Operating Activities                     36,202,069
                                                             ------------

Net Increase in Cash                                                    0
                                                             ------------

Cash Balance at the beginning of period                                 0
                                                             ------------

Cash Balance at the end of period                            $          0
                                                             ============




The accompanying notes are an integral part of these financial statements.

                              Government Trust 2-E

                      Statement of Changes in Trust Balance

                      For the year ended December 31, 2001

      Trust                                                          Trust
   Balance at                          Distributions to           Balance at
January 1, 2001       Net Income       Certificate Owners      December 31, 2001
---------------       ----------       ------------------      -----------------

$40,953,914           $2,445,830       $(36,199,727)           $7,200,017
 ==========           =========         ============            =========




The accompanying notes are an integral part of these financial statements.

                              GOVERNMENT TRUST 2-E

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

Note 2. Loan Note
        ---------

The Loan Note in the original principal amount of $400,000,000 evidences a loan made by the Trust to Israel subject to the terms and conditions of a Loan Agreement (the "Loan Agreement") dated as of November 29, 1988 between the Trust and Israel. The proceeds from the Loan Note were used to prepay certain loans made to Israel from the Federal Financing Bank. Semiannual payments of interest at an annual rate of 9.4075% are due on the Loan Note on each May 3 and November 3 (each a "Note Payment Date"). On the May 3, 2001 and November 3, 2001 Note Payment Dates, Israel made its scheduled payments of principal on the Loan Note in the amounts of $18,277,000 and $14,988,000, respectively. Scheduled principal payments are due on each Note Payment Date as follows:

Payment                         Principal
Date                            Payment
----------------                --------------
May 3, 2002                     $7,094,000

The Government of the United States, acting through the DSAA, has agreed to guarantee the repayment of the Guaranteed Portion of amounts due to the Trust under the Loan Note. Israel has also agreed to pledge certain collateral as security for the repayment of the Unguaranteed Secured Portion, as more fully described in Note 4. The Loan Note is carried on the balance sheet of the Trust at amortized cost. The estimated fair value of the Loan Note approximates the fair value of the Certificates. The estimated fair value of the Certificates at December 31, 2001 was approximately $7.4 million. The estimate of the fair value of the Certificates is based upon the present values of the cash flows using risk-adjusted spreads to the U.S. Treasury curve.

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

Semiannual payments of interest on the Certificates are due on May 15 and November 15 of each year (each a "Certificate Payment Date"). On the May 15, 2001 and November 15, 2001 Certificate Payment Dates, the Trust made its scheduled payments of principal on the certificates in the amounts of $18,277,000 and $14,988,000, respectively. Scheduled principal payments are due on each Certificate Payment Date as follows:

Payment                         Principal
Date                            Payment
-----------------               -------------
May 15, 2002                    $7,094,000




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

                          INDEPENDENT AUDITORS' REPORT

Government Trust 2-F:

We have audited the accompanying balance sheet of Government Trust 2-F (the "Trust") as of December 31, 2001 and the related statements of income, cash flows and changes in Trust balance for the year then ended. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express our opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of the securities that the Depository was holding as of December 31, 2001 for the account of the Government of Israel, for the purpose described in Note 4 of the notes to financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2001 and the results of its operations, cash flows and changes in Trust balance for the year then ended in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP



New York, New York
March 18, 2002

                              Government Trust 2-F

                                  Balance Sheet

                                December 31, 2001


                                     Assets
                                     ------

Loan Note Receivable - at amortized cost,
  net of unamortized premium of $8,922,584                   $   987,548,910

Accrued Interest Receivable                                       15,358,398
                                                             ---------------

        Total Assets                                         $ 1,002,907,308
                                                             ===============



                          Liabilities and Trust Balance
                          -----------------------------

Accrued Expenses Payable                                     $        11,824

Trust Balance - Comprised of Owners' Equity
  in Government Trust Certificates                             1,002,895,484
                                                             ---------------

        Total Liabilities and
          Trust Balance                                      $ 1,002,907,308
                                                             ===============





The accompanying notes are an integral part of these financial statements.

                              Government Trust 2-F

                               Statement of Income

                      For the year ended December 31, 2001


Interest Income on the Loan Note                                    $93,741,297

Trustee Fees and other expenses                                         (73,397)
                                                                    -----------

    Net Income                                                      $93,667,900
                                                                    ===========





The accompanying notes are an integral part of these financial statements.

                              Government Trust 2-F

                             Statement of Cash Flows

                      For the year ended December 31, 2001

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

                              Government Trust 2-F

                      Statement of Changes in Trust Balance

                      For the year ended December 31, 2001




     Trust                                                      Trust
  Balance at                         Distributions to         Balance at
January 1, 2001     Net Income      Certificate Owners    December 31, 2001
---------------     ----------      ------------------    -----------------

$1,004,482,146      $93,667,900     $(95,254,562)         $1,002,895,484
 =============       ==========      ============          =============







The accompanying notes are an integral part of these financial statements.

                              GOVERNMENT TRUST 2-F

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

Payment                  Principal         Payment               Principal
Date                     Payment           Date                  Payment
----------------         -----------       ----------------      -----------

May 3, 2002              $20,058,000       May 3, 2008           $33,390,000
November 3, 2002          35,720,000       November 3, 2008       29,620,000
May 3, 2003               45,437,000       May 3, 2009            30,629,000
November 3, 2003          74,682,000       November 3, 2009       29,620,000
May 3, 2004               80,922,000       May 3, 2010            28,529,000
November 3, 2004          43,020,000       November 3, 2010        5,236,000
May 3, 2005               66,005,000       May 3, 2011            12,154,000
November 3, 2005          64,766,000       November 3, 2011       20,279,000
May 3, 2006               76,188,000       May 3, 2012            29,620,000
November 3, 2006          83,569,000       November 3, 2012        8,888,000
May 3, 2007               92,261,000       May 3, 2013             8,885,000
November 3, 2007          59,148,000

The Government of the United States, acting through the DSAA, has agreed to guarantee the repayment of the Guaranteed Portion due to the Trust under the Note. Israel has agreed to pledge certain collateral as security for the repayment of the Unguaranteed Secured Portion, as more fully described in Note
4. The estimated fair value of the Loan Note approximates the fair value of the Certificates. The estimated fair value of the Certificates at December 31, 2001 was approximately $1.2 billion. The estimate of the fair value of the Certificates is based upon the present values of the cash flows using risk-adjusted spreads to the U.S. Treasury curve.

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

Note 3. The Zero Coupon Certificates
        ----------------------------

On November 29, 1988, the Trust issued 49 separate series of Certificates,
Class 2-F. Twenty-six of such series matured prior to December 31, 2001. Each of the remaining series of Certificates will mature on one of the semiannual certificate payment dates from May 15, 2002 to May 15, 2013 (each, a "Maturity Date"). Scheduled distributions are due on each Maturity Date as follows:

Maturity              Distribution        Maturity               Distribution
Date                  Amount              Date                   Amount
-----------------     ------------        -----------------      ------------

May 15, 2002          $ 67,685,281        May 15, 2008           $44,916,897
November 15, 2002       82,371,108        November 15, 2008       39,521,890
May 15, 2003            90,349,705        May 15, 2009            39,089,358
November 15, 2003      117,383,400        November 15, 2009       36,589,721
May 15, 2004           119,988,814        May 15, 2010            34,057,190
November 15, 2004       78,148,542        November 15, 2010        9,375,755
May 15, 2005            99,039,866        May 15, 2011            16,038,932
November 15, 2005       94,588,568        November 15, 2011       23,572,427
May 15, 2006           102,858,569        May 15, 2012            31,926,499
November 15, 2006      106,531,689        November 15, 2012        9,752,967
May 15, 2007           111,156,595        May 15, 2013             9,317,411
November 15, 2007       73,553,483


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

                                  GOVERNMENT TRUST CERTIFICATES


                                             By: Bank One Trust Company, NA
                                                 --------------------------
                                                 (formerly The First National
                                                 Bank of Chicago)
                                                 Not in its individual capacity
                                                 but solely as Trustee on behalf
                                                 of the Trusts 1-C & 1-D.


                                             By: /s/ Joan E. Blume
                                                 --------------------------
                                                        Joan E. Blume
                                                        Trust Officer


Date: as of December 31, 2001